Form 10-Q
period 1995-09-30
UNIVERSITY REAL ESTATE FUND 10 LTD
filed 1995-11-13
CIK 356311

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  September 30, 1995
                               -------------------


                                       or



[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from               to
                              --------------   -------------------

Commission File Number  0-12651
                        -------


                     UNIVERSITY REAL ESTATE FUND 10, LTD.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Colorado                           95-3776748
--------------------------------------------------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization)          Identification No.)


             200 Crescent Court, Suite 1300, Dallas, Texas  75201
--------------------------------------------------------------------------------
            (Address of principal executive offices)      (Zip code)


                                   (214) 871-3933
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
                 (Former address, if changed since last report)


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    -------    -------

                      UNIVERSITY REAL ESTATE FUND 10, LTD.

                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995


                                                                    Page
                                                                    ----

Part I - Financial Information

  Item 1 - Condensed Financial Statements:

       (a) Condensed Balance Sheets as of September 30, 1995
           and December 31, 1994                                      3
       (b) Condensed Statements of Operations for the three and
           nine months ended September 30, 1995 and 1994              4
       (c) Condensed Statements of Cash Flows for the nine months
           ended September 30, 1995 and 1994                          5

       (d) Notes to Condensed Financial Statements                    7

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        8

Part II - Other Information

  Item 3 - Defaults on Partnership Debt                               9

  Item 6 - Exhibits and Reports on Form 8-K                           9

  Signatures (pursuant to General Instruction E)                     10

  All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed Financial Statements or Notes thereto.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS
-------  ------------------------------

(a)                   UNIVERSITY REAL ESTATE FUND 10, LTD.
                           CONDENSED BALANCE SHEETS


                                                 September 30,
                                                     1995       December 31,
                                                 (Unaudited)        1994
                                                 -------------  -------------
ASSETS
------

Real estate investments:
    Buildings and improvements                   $          -   $ 10,327,271
    Less:  Accumulated depreciation                         -     (5,075,247)
                                                 ------------   ------------
                                                            -      5,252,024
                                                 ------------   ------------

Note receivable                                       640,000              -
Accrued interest receivable                             4,866              -
                                                 ------------   ------------

                                                      644,866              -
                                                 ------------   ------------

Cash and cash equivalents                              24,943         94,721
Account receivable                                          -         57,111
Prepaid expenses and other assets                       5,250        147,684
Deferred financing expenses, net of
  accumulated amortization of $1,600,000
  and $1,510,286 at September 30, 1995
  and December 31, 1994, respectively                 388,762        478,476
                                                 ------------   ------------

                                                 $  1,063,821   $  6,030,016
                                                 ============   ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable                           $          -   $  4,350,021
Accounts payable and accrued expenses                 153,298        311,642
Commissions payable, affiliate                        221,052        221,052
Operating advances payable, affiliate               5,875,156      6,288,024
Security deposits                                           -          3,149
15% Nonrecourse general obligation
  promissory notes payable                         69,009,949     61,794,154
                                                 ------------   ------------
                                                   75,259,455     72,968,042
                                                 ------------   ------------

Partners' Deficit:
    General Partner                                (4,589,372)    (4,226,492)
    Limited Partners - 30,000 limited
      partnership units authorized; 20,247 and
      20,376 limited partnership units issued
      and outstanding at September 30, 1995
      and December 31, 1994, respectively         (69,606,262)   (62,711,534)
                                                 ------------   ------------
                                                  (74,195,634)   (66,938,026)
                                                 ------------   ------------

                                                 $  1,063,821   $  6,030,016
                                                 ============   ============

See accompanying notes to condensed financial statements.

(b)                   UNIVERSITY REAL ESTATE FUND 10, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                          Three Months Ended          Nine Months Ended
                                            September 30,               September 30,
                                      --------------------------  --------------------------
                                          1995          1994          1995          1994
                                      ------------  ------------  ------------  ------------

Revenues:
     Rental income                    $         -   $   469,175   $   359,409   $ 1,733,579
     Interest                              11,809         1,583        28,991        10,371
     Other income                           3,927        72,839         3,927        72,839
                                      -----------   -----------   -----------   -----------

          Total revenues                   15,736       543,597       392,327     1,816,789
                                      -----------   -----------   -----------   -----------


Expenses:
     Interest                           2,606,319     2,410,295     7,619,474     6,962,577
     Depreciation and amortization              -       118,040        78,735       351,465
     Property taxes                             -        15,778        12,806        57,626
     Other property operating
       expenses                            (3,342)       27,313       208,193       641,927
     Amortization of deferred
       financing expenses                  29,904        29,904        89,714        89,714
     General and administrative            34,598       340,416       124,482       515,501
                                      -----------   -----------   -----------   -----------

          Total expenses                2,667,479     2,941,746     8,133,404     8,618,810
                                      -----------   -----------   -----------   -----------

Loss from operations                   (2,651,743)   (2,398,149)   (7,741,077)   (6,802,021)

Other income:
     Gain on disposition of real
       estate                                   -        48,000     1,015,404     1,127,551
                                      -----------   -----------   -----------   -----------

Loss before extraordinary item         (2,651,743)   (2,350,149)   (6,725,673)   (5,674,470)

Extraordinary item - loss from
  liquidation of debt                           -             -      (531,935)            -
                                      -----------   -----------   -----------   -----------

Net loss                              $(2,651,743)  $(2,350,149)  $(7,257,608)  $(5,674,470)
                                      ===========   ===========   ===========   ===========


Net loss allocated to general
  partners                            $  (132,587)  $  (117,507)  $  (362,880)  $  (283,723)
Net loss allocated to limited
  partners                             (2,519,156)   (2,232,642)   (6,894,728)   (5,390,747)
                                      -----------   -----------   -----------   -----------

Net loss                              $(2,651,743)  $(2,350,149)  $(7,257,608)  $(5,674,470)
                                      ===========   ===========   ===========   ===========

Net loss per limited partnership
  unit                                   $(124.41)     $(109.38)     $(339.66)     $(263.86)
                                         ========      ========      ========      ========

See accompanying notes to condensed financial statements.

(c)                   UNIVERSITY REAL ESTATE FUND 10, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                       --------------------------
                                                           1995          1994
                                                       ------------  ------------

Cash flows from operating activities:
  Cash received from tenants                           $   413,371   $ 1,700,611
  Cash paid to suppliers and affiliates                   (236,595)   (1,023,893)
  Cash received from other income                            3,927        72,839
  Interest received                                         24,125        10,371
  Interest paid                                           (841,319)     (415,493)
  Property taxes paid                                      (89,641)      (79,867)
                                                       -----------   -----------

Net cash provided by (used in) operating activities       (726,132)      264,568
                                                       -----------   -----------

Cash flows from investing activities:
  Additions to real estate investments                     (31,191)      (50,137)
  Proceeds from settlement of Spring Oaks wrap-note              -       772,509
  Proceeds received from the disposition of
   real estate investments                               5,579,884       197,524
                                                       -----------   -----------

Net cash provided by investing activities                5,548,693       919,896
                                                       -----------   -----------

Cash flows from financing activities:
  Proceeds from mortgage notes payable                           -     1,100,000
  Payments on mortgage notes payable                    (4,892,339)   (1,111,621)
  Payments on operating advances, affiliates                     -    (2,011,368)
                                                       -----------   -----------

Net cash used in financing activities                   (4,892,339)   (2,022,989)
                                                       -----------   -----------

Net decrease in cash and cash equivalents                  (69,778)     (838,525)

Cash and cash equivalents at beginning of period            94,721     1,110,511
                                                       -----------   -----------

Cash and cash equivalents at end of period             $    24,943   $   271,986
                                                       ===========   ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Mortgage note and accrued interest payable
  retired in connection with the disposition
  of the note receivable                                $        -   $ 3,225,000
                                                        ==========   ===========


  Note receivable received as proceeds in
   disposition of real estate                           $  640,000   $         -
                                                        ==========   ===========

See accompanying notes to condensed financial statements.

                      UNIVERSITY REAL ESTATE FUND 10, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                      Nine Months Ended
                                                                        September 30,
                                                                  --------------------------
                                                                      1995          1994
                                                                  ------------  ------------

Net loss                                                          $(7,257,608)  $(5,674,470)
                                                                  -----------   -----------

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Gain on disposition of real estate                               (1,015,404)   (1,127,551)
  Loss from liquidation of debt                                       531,935             -
  Expenses paid by purchaser                                                -        26,621
  Depreciation                                                         78,735       351,465
  Amortization of discount on mortgage notes payable                   10,383        47,301
  Amortization of deferred financing expenses                          89,714        97,214
  Changes in assets and liabilities:
     Accrued interest on note receivable                               (4,866)            -
     Accounts receivable                                               57,111       (29,915)
     Prepaid expenses and other assets                                142,434        25,883
     Accounts payable and accrued expenses                           (158,344)      (21,523)
     Accrued interest on operating advances payable, affiliate       (412,868)      344,836
     Security deposits                                                 (3,149)       (3,052)
     Accrued interest on promissory notes                           7,215,795     6,227,759
                                                                  -----------   -----------

       Total adjustments                                            6,531,476     5,939,038
                                                                  -----------   -----------

Net cash provided by (used in) operating activities               $  (726,132)  $   264,568
                                                                  ===========   ===========


See accompanying notes to condensed financial statements.

(d)                  UNIVERSITY REAL ESTATE FUND 10, LTD.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for University Real Estate Fund 10, Ltd. (the "Partnership") for the year ended December 31, 1994. The December 31, 1994 condensed balance sheet was derived from audited numbers.

Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

NOTE 2 - GOING CONCERN
----------------------

The financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has suffered recurring losses from operations and has a net Partner's deficit. Additionally, the Partnership has defaulted on the 15% Nonrecourse General Obligation Promissory Notes Payable. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

The general partner of the Partnership is University Special Partners, Ltd. ("USP" or the "General Partner"), a Colorado limited partnership. The general partner of USP is Southmark Investment Group, Inc., a wholly-owned subsidiary of Southmark Corporation ("Southmark"). On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL Acquisition Corp. III, a Texas corporation, and its permitted assigns (collectively "SHL") to acquire various general and limited partnership interests, among other things, owned by Southmark and its affiliates. On December 16, 1993, SHL entered into an Assignment of Rights and Option Agreement with Hampton Realty Partners, L.P. ("Hampton"), a Texas limited partnership, whereby Hampton acquired the right to purchase the option assets, among other things, subject to the approval of the Limited Partners. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD Financial Management, Inc. ("JKD"), a Texas corporation, whereby, among other things, JKD obtained the right to acquire Hampton's right to acquire the general partner interest in the Partnership. JKD currently oversees the management of the Partnership.

Affiliates of the General Partner had advanced funds to the Partnership in order to meet past working capital requirements. These advances, were sold by the General Partner on March 9, 1993 in connection with the Asset Purchase Agreement with SHL. On December 16, 1993, Hampton acquired these advances, among other things, in an Assignment of Rights and Option Agreement with SHL. These advances are unsecured, due on demand and accrue interest at a rate equal to the prime lending rate plus 1%. During the nine months ended September 30, 1995, the Partnership paid $756,000 to Hampton as repayment of accrued interest on operating advances, of which $750,000 was from the sales proceeds received on the sale of Valley Bank Tower.

NOTE 4 - NONRECOURSE GENERAL OBLIGATION PROMISSORY NOTES
--------------------------------------------------------

Payments on the 15% Nonrecourse General Obligation Promissory Notes Payable due since December 31, 1988, remain in default. As of September 30, 1995, default interest of $55,347,949 was due and unpaid.

NOTE 5 - SALE OF VALLEY BANK TOWER
----------------------------------

In February 1995, the Partnership sold the Valley Bank Tower to West Washington Associates, LLC, an affiliate of Fiore Inns, Inc. The sale included all of the Partnership's right, title and interest pursuant to the ground lease and the leasehold estate and improvements thereon commonly known as Valley Bank Tower. The net proceeds from the sale, after repayment of the underlying mortgage obligations and expenses of the sale, were as follows:

  1) A promissory note receivable of $640,000 with quarterly interest only payments at 7.5% per annum, commencing May 24, 1995. All unpaid principal and interest is due on February 25, 1998. The principal on the note may not be voluntarily prepaid in whole or in part prior to February 25, 1996.

  2) Cash of $838,146.

A payment of $750,000 was made to Hampton out of the sales proceeds as repayment of accrued interest on operating advances during the quarter ended March 31, 1995.

The Partnership realized a gain on the sale of Valley Bank Tower of $1,015,404 and a loss from liquidation of debt of $531,935.

NOTE 6 - LOSS PER LIMITED PARTNERSHIP UNIT
------------------------------------------

Net loss per limited partnership unit is computed by dividing the net loss allocated to the limited partners by the weighted average number of limited partnership units outstanding.

                                            Three Months Ended    Nine Months Ended
                                              September 30,         September 30,
                                           --------------------  --------------------
                                             1995       1994       1995       1994
                                           ---------  ---------  ---------  ---------

Weighted average number of limited
  partnership units outstanding              20,249     20,411     20,299     20,430
                                           ========   ========   ========   ========

Net loss per limited partnership unit:

  Loss before extraordinary item           $(124.41)  $(109.38)  $(314.77)  $(263.86)
  Extraordinary item (loss)                       -          -     (24.89)         -
                                           --------   --------   --------   --------

  Net loss per limited partnership unit    $(124.41)  $(109.38)  $(339.66)  $(263.86)
                                           ========   ========   ========   ========


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The Partnership's net loss for the nine months ended September 30, 1995 was $7,257,608, of which $2,651,743 was for the third quarter. Corresponding amounts for 1994 were $5,674,470 and $2,350,149, respectively. Total revenues for the nine months ended September 30, 1995 were $392,327 versus $1,816,789 for the same period in 1994. The decrease in total revenues in 1995 is primarily attributable to the sale of the Partnership's last remaining operating property, Valley Bank Tower, in February 1995.

Total expenses for the nine months ended September 30, 1995 were $8,133,404 versus $8,618,810 for the same period in 1994. Interest expense increased to $7,619,474 for the nine months ended September 30, 1995 as compared to $6,962,577 for the same period in 1994. This increase is primarily due to an increase in interest expense on the increasing principal balance of the 15% Nonrecourse General Obligation Promissory Notes Payable, on which no payments have been made since 1988. Other operating expenses decreased due to the disposition of real estate investments. In addition, the Partnership reported a gain on the sale of Valley Bank Tower of $1,015,404 and a loss from liquidation of debt of $531,935.

Should the Partnership's resources not be adequate for current needs, the Partnership would require other sources of working capital. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Accordingly, continued operation of the Partnership is dependent on the Partnership being able to generate cash from the collection of the note receivable or receipt of financial support from affiliates. It is anticipated that the Partnership will be dissolved after the collection of the note receivable. Neither the General Partner and its affiliates nor Hampton and its assigns have any obligation to provide financial support to the Partnership.

Payments on the 15% Nonrecourse General Obligation Promissory Notes Payable, suspended since December 31, 1988, are likely to remain suspended. In addition, no distributions will be made to partners. Any funds generated from operations will be used to reduce outstanding debt other than the 15% Nonrecourse General Obligation Promissory Notes Payable.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements have been prepared assuming the Partnership will continue as a going concern and do not reflect any adjustments that might result from the outcome of these uncertainties.

                          PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS ON PARTNERSHIP DEBT
         ----------------------------

The Partnership did not make the required quarterly principal and interest payment due September 30, 1995 on the 15% Nonrecourse General Obligation Promissory Notes Payable. All quarterly payments due from December 31, 1988 through the date of this filing remain in default. As of September 30, 1995, default interest of $55,347,949 was due and unpaid.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)   Exhibits.

      Exhibit
      Number    Description
      ------    -----------

      3. and 4. Limited Partnership Agreement (Incorporated by reference to Registration Statement No. 2-74914 on Form S-11 filed by Registrant).

      4.1       Trust Indenture Agreement (Incorporated by reference to Exhibit
                4.1 to Registration Statement 2-74914 on Form S-11 Filled by Registrant).

      11. Statement regarding computation of net loss per limited partnership unit: net loss per limited partnership unit is computed by dividing net loss allocated to the Limited Partners by the weighted average number of limited partnership units outstanding. The weighted average number of limited partnership units outstanding was 20,299 at September 30, 1995 and 20,428 at December 31, 1994.

(b) Reports on Form 8-K. A report on Form 8-K dated July 18, 1995 was filed during the quarter ended September 30, 1995, and relating to Item 4 (Changes in Registrant's Certifying Accountant) of such forms, was filed during the current quarter. (Incorporated by reference to Form 8-K - Current Report for the period ended September 30, 1995, as filed with the Securities and Exchange Commission on July 20, 1995.)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              UNIVERSITY REAL ESTATE FUND 10, LTD.

                              By: UNIVERSITY SPECIAL PARTNERS, LTD.
                                  General Partner

                              By: SOUTHMARK INVESTMENT GROUP, INC.
                                  a General Partner



    November 10, 1995             By:  /s/ GLEN ADAMS
--------------------------        ------------------------------------------
            Date                  Glen Adams, President
                                  Southmark Investment Group, Inc.



    November 10, 1995             By:  /s/ CHARLES B. BREWER
--------------------------        -------------------------------------------
            Date                  Charles B. Brewer, Executive Vice President
                                  and Principal Financial Officer
                                  Southmark Investment Group, Inc.