Form 10-K
period 1995-12-31
UNIVERSITY REAL ESTATE FUND 10 LTD
filed 1996-06-07
CIK 356311

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995
                          ------------------------------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------
Commission file number 0-12651
                       ---------------------------------------------------------

                     UNIVERSITY REAL ESTATE FUND 10, LTD.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Colorado                                  95-3776748
- --------------------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

               2001 Ross Avenue, Suite 4600, Dallas, Texas 75201
- --------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)

             200 Crescent Court, Suite 1300, Dallas, Texas  75201
- --------------------------------------------------------------------------------
                (Former address, if changed since last report)

Registrant's telephone number, including area code (214) 740-2209
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:  Not Applicable

Securities registered pursuant to Section 12 (g) of the Act:
Limited Partnership Units

15% Nonrecourse General Obligation
Promissory Notes due December 31, 1998

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    -------     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

All of the registrant's 20,192 Limited Partnership Units are held by non-affiliates of the registrant. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for Limited Partnership Units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:  None

Exhibit Index:  See Page 13

                               TOTAL OF 41 PAGES

                      UNIVERSITY REAL ESTATE FUND 10, LTD.

                      INDEX TO ANNUAL REPORT ON FORM 10-K


Item No.                                                                    Page
- --------                                                                    ----

PART I

 1  Business...........................................................       3

 2  Properties.........................................................       4

 3  Legal Proceedings..................................................       5

 4  Submission of Matters to a Vote of Security Holders................       5


PART II

 5  Market for Registrant's Units of Limited Partnership and Related
     Security Holder Matters...........................................       5

 6  Selected Financial Data............................................       6

 7  Management's Discussion and Analysis of Financial Condition and
     Results of Operations.............................................       6

 8  Financial Statements and Supplementary Data........................       9

 9  Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure..............................................      10


PART III

10  Directors and Executive Officers of the Registrant.................      10

11  Executive Compensation.............................................      11

12  Security Ownership of Certain Beneficial Owners and Management.....      11

13  Certain Relationships and Related Transactions.....................      11


PART IV

14  Exhibits, Financial Statement Schedules and Reports on Form 8-K....      12

                                     PART I

ITEM 1.  BUSINESS
- -------  --------

ORGANIZATION
- ------------

University Real Estate Fund 10, Ltd., (the "Partnership" or "Registrant") was organized on February 4, 1982, as a limited partnership under the provisions of the Colorado Uniform Limited Partnership Act of 1981, and commenced operations on April 5, 1982.

The general partner of the Partnership is University Special Partners, Ltd. ("USP" or the "General Partner"), a Colorado limited partnership. The general partner of USP is Southmark Investment Group, Inc., a wholly-owned subsidiary of Southmark Corporation ("Southmark"). The principal place of business for the General Partner is 2711 LBJ Freeway, Suite 950, Dallas, Texas 75234.

On April 4, 1982, a registration statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $18,000,000 of Limited Partnership Units and $12,000,000 of 15% Nonrecourse General Obligation Promissory Notes Payable ("Promissory Notes") due December 31, 1998, with the General Partner's option to increase up to $30,000,000 of units and $20,000,000 of notes. The units represent equity interests in the Partnership and entitle the holder thereof to participate in certain Partnership allocations and distributions. Purchasers of the Promissory Notes could have elected whether to have interest payable quarterly ("Current Notes"), or accrued and converted quarterly to additional principal, which would in turn accrue interest until December 31, 1988 ("Deferred Notes"). The sale of Limited Partnership Units and Promissory Notes closed on April 15, 1983, with 20,452 Partnership Units sold at $1,000 each, or gross proceeds of $20,452,000 to the Partnership. Net proceeds from the issuance of Current Notes were $6,007,000 and from Deferred Notes were $7,655,000.

SALE OF GENERAL PARTNER INTEREST
- --------------------------------

On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL Acquisition Corp. III, a Texas corporation, and its permitted assigns (collectively "SHL") to sell various general and limited partnership interests owned by Southmark and its affiliates, including the general partnership interest of the Partnership. On April 22, 1993, Southmark and SHL executed the First Amendment to Asset Purchase Agreement whereby SHL acquired an option to purchase the general partner interest of the Partnership, rather than the Partnership interest itself. On December 16, 1993, SHL assigned its rights under the amended Asset Purchase Agreement to Hampton Realty Partners, L.P., a Texas limited partnership ("Hampton") and Hampton and Southmark affiliates also entered into an Option Agreement whereby Hampton acquired the right to purchase the option assets, including the general partnership interest of the Partnership subject to the approval of the Limited Partners. On April 20, 1994, Insignia Financial Group, Inc., a Delaware corporation, and certain of its affiliates (collectively "Insignia") entered into an Option Purchase Agreement with Hampton to acquire Hampton's rights to solicit proxies from the Limited Partners seeking their consent to Hampton becoming the general partner of the Partnership. On August 8, 1994, the Insignia contract was terminated. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD Financial Management, Inc. ("JKD"), a Texas corporation, whereby, among other things, JKD obtained the right to acquire Hampton's rights to proxy into the Partnership subject to approval of the Limited Partners. As of the date hereof, JKD has not exercised its right to acquire the general partner interest in the Partnership.

Effective as of December 14, 1992, the Partnership entered into a Portfolio Services Agreement and a Property Management Agreement with Hampton UREF Management, Ltd. ("Hampton UREF"), a Texas limited partnership, pursuant to which Hampton UREF began providing management for the Partnership's properties and certain other portfolio services. The operations of the Partnership's properties were managed by Hampton Management, Inc. (formerly "SHL Management, Inc.") through a subcontract agreement with Hampton UREF. From April 20, 1994 through December 31, 1994, the Partnership's properties were managed by Insignia or an affiliate, first pursuant to a Property Management Subcontract Agreement with Hampton UREF and then a Property Management Agreement with the Partnership itself. As of December 30, 1994, Hampton UREF entered into an Assignment and Assumption of Portfolio Services Agreement with JKD pursuant to which JKD oversees the management of the Partnership.

CURRENT OPERATIONS
- ------------------

General:

The Partnership's primary business has been is to own, operate and ultimately dispose of its income-producing real property for the benefit of its partners. At December 31, 1994, the Partnership owned one income-producing property, Valley Bank Tower. Approximately 93% of the total rental revenue recognized by the Partnership in 1994 was attributable to two tenants at Valley Bank Tower. In February 1995, the Partnership sold Valley Bank Tower. See Item 2 - "Properties". The only remaining asset of the Partnership at December 31, 1995 was a promissory note received as partial consideration in the sale of Valley Bank Tower amounting to $640,000. On January 31, 1996, the Partnership entered into an Assignment Agreement with Hampton. This agreement transfers all right, title and interest in and to the $640,000 Valley Bank Note receivable and all security thereon to Hampton. This transfer is considered and will be applied as a partial repayment of operating advances payable, affiliate.

In 1987, the Partnership reduced the interest payment rate on the Promissory Notes to 6% per annum. Interest continued to accrue at 15% with the unpaid portion being deferred. The Promissory Note Agreement provides that interest payments may be reduced, without the consent of noteholders, to a rate not less than 6% per annum provided that the amount of interest earned and currently payable but unpaid does not exceed an amount equal to 9% of the principal balance of the Promissory Notes. The Partnership has failed to make the required principal and interest payments on the Promissory Notes due since December 31, 1988. Under the terms of the Promissory Note Agreement, failure to make the required payments constitutes an event of default. Upon the occurrence of an event of default with respect to nonpayment of interest, any portion of the stated interest not paid (defaulted interest) bears interest at the rate of 15% per annum and becomes additional principal on the Promissory Notes.

Limited Partners are entitled to receive distributions of cash received from operations, property sales or refinancing and cash from other sources, if any remains after payment of Partnership expenses, debt service on the Promissory Notes and mortgage notes payable, and the maintenance of working capital reserves in amounts determined by the General Partner. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of liquidity and capital resources.

Business Plan:

The business of the Partnership is not seasonal. In February 1995, the Partnership sold the Valley Bank Tower real estate investment and its sole remaining asset at December 31, 1995 was a $640,000 promissory note relating to the sale (the "Valley Bank Note"). The Valley Bank Note has a three-year term, bears interest at 7.5% and requires quarterly interest payments to the Partnership. The Partnership will be dissolved after the collection or disposition of the Valley Bank Note. On January 31, 1996, the Partnership assigned the Valley Bank Note to Hampton as partial repayment of operating advances. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

The Partnership does not directly employ any personnel. From December 14, 1992 through April 20, 1994, Hampton UREF and its affiliates managed the day-to-day operations of the Partnership and its properties under terms of a Property Management and Portfolio Services Agreements. On April 20, 1994, the day-to-day management responsibilities of the Partnership and its properties were assumed by an affiliate of Insignia through subcontract agreements with Hampton UREF. On August 8, 1994, the subcontract agreements were terminated and Insignia entered into a Property Management Agreement directly with the Partnership. On December 30, 1994, Hampton UREF entered into an Assignment and Assumption of Portfolio Services Subcontract Agreement with JKD, which is now responsible for winding up the affairs of the Partnership for the General Partner.


ITEM 2.  PROPERTIES
- -------  ----------

In June 1994, the Mountain Top Apartments Site was sold. In February 1995, the Partnership's final real estate investment, Valley Bank Tower, was sold to West Washington Associates, LLC, for $7,400,000, including the Valley Bank Note of $640,000, which is the Partnership's sole remaining asset at December 31, 1995. The Partnership, which leased the land on which Valley Bank Tower is located, assigned the lease in connection with the sale. See Item 8 - "Note 4 - Real Estate Investments" for further details of the terms of the lease.

ITEM 3.  LEGAL PROCEEDINGS
- -------  -----------------

University Real Estate Fund 10, Ltd., et al., vs. C. F. Halstead, et al
- -----------------------------------------------------------------------
In November 1988, the Partnership filed a suit in the Equity Court of Jefferson County, Alabama against the developers of a large shopping center alleging that the blasting, excavating, grading and other activities performed by the defendants resulted in the collapse of the Mountain Top Apartments. In 1989 and 1990, the insurance carrier remitted $5,136,631 to the Partnership in settlement of damage done to the property, and retained the right of subrogation for these insurance proceeds against the defendants. A portion of these proceeds were used in 1989 to pay off the related mortgage notes and accrued interest of $3,681,566, and legal fees and other expenses of $203,206 related to early retirement of debt. A portion of the remaining proceeds was used for the legal action against the excavation company which is allegedly responsible for the damage. In late 1992, a settlement agreement was reached whereby the Partnership would receive an additional $512,487. Of that amount, $220,896 (net of legal fees of $243,104) was received in December 1992 and $8,329 (net of legal fees of $4,158) was received in March 1993. An additional $36,000 is still due the Partnership, however payment is uncertain due to the engineering company's insurer being insolvent. At December 31, 1995, the Partnership does not anticipate that the funds will ever be received by the Partnership.

Madison Building a/k/a Murdock Madison Building vs. University Real Estate Fund
- -------------------------------------------------------------------------------
10, Ltd.; Case #93 CV 1073
- --------------------------
Madison Building, a/k/a/ Murdock Madison Building, the holder of a second lien on the Partnership's leasehold estate, initiated a foreclosure action as a result of the maturity of a second lien mortgage note on Valley Bank Tower in the amount of $1.2 million in November 1992. On June 14, 1993, Oak Brook Corporation was appointed receiver of the Building. The Partnership completed a refinancing of the second lien, obtained a satisfaction of judgment, and obtained a termination of the receivership.

Fiore Inns, et al vs. Madison Building, et al; Case #93 CV 2011 and #94 CV 1421
- -------------------------------------------------------------------------------
Fiore Inns, Inc., the ground lessor of the property upon which the Valley Bank Tower building is located alleged that the building had not been properly maintained. The Partnership vigorously denied such allegations. Fiore Inns, Inc. commenced this action on April 29, 1994, seeking termination of the ground lease. The court granted the Partnership's motion to dismiss in part. The Partnership filed a counterclaim for declaratory judgment seeking a declaration that Fiore's attempted termination of the ground lease was invalid. Fiore filed an action, Case No. 94 CV 1421, seeking foreclosure of the ground lease or a declaration that its termination of the ground lease was valid. The Partnership reached a settlement agreement with Fiore Inns, Inc. with respect to the foreclosure litigation. The settlement agreement, dated February 24, 1995, included the sale of Valley Bank Tower to an affiliate of Fiore Inns, Inc. for total consideration amounting to $7,400,000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------  ---------------------------------------------------

None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED
- -------  --------------------------------------------------------------------
         SECURITY HOLDER MATTERS
         -----------------------

(A) There is no established public trading market for Limited Partnership Units, nor is one expected to develop.

(B)    Title of Class               Number of Record Unit Holders
       --------------               -----------------------------

     Limited Partnership Units      2,275 as of March 1, 1996

(C) There have been no distributions paid to the partners. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 6.  SELECTED FINANCIAL DATA
- -------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8.


Statements of                                           Years Ended December 31,
- -------------                   -------------------------------------------------------------------------
Operations                           1995           1994           1993           1992           1991
- ----------                      -------------  -------------  -------------  -------------  -------------

Rental income.................  $    359,409   $  2,316,140   $  2,330,650   $  2,300,630   $  2,233,072
Expenses......................   (10,891,332)   (11,575,828)   (11,283,532)   (10,004,657)    (9,182,514)
Provision for loss on
  note receivable.............             -              -       (411,255)             -              -
Gain on settlement of
  litigation..................             -              -              -        464,000              -
Gain (loss) on sale or
  disposition of real estate..     1,015,404      1,127,551              -              -        262,628
Loss before extra-
  ordinary items..............    (9,475,355)    (8,047,602)    (8,655,936)    (6,520,944)    (5,987,807)
Extraordinary gain (loss).....      (531,935)             -              -              -        853,742
Net loss......................   (10,007,290)    (8,047,602)    (8,655,936)    (6,520,944)    (5,134,065)

Net loss per Limited
  Partnership Unit:
  Loss before extra-
  ordinary items..............  $    (443.99)  $    (374.42)  $    (402.07)  $    (302.90)  $    (278.13)
  Extraordinary gain (loss)...        (24.93)             -              -              -          39.65
                                ------------   ------------   ------------   ------------   ------------
  Net loss....................  $    (468.92)  $    (374.42)  $    (402.07)  $    (302.90)  $    (238.48)
                                ============   ============   ============   ============   ============

                                                           As of December 31,
                                ------------------------------------------------------------------------
Balance Sheets                      1995           1994           1993           1992           1991
- --------------                  ------------   ------------   ------------   ------------   ------------

Real estate, net..............  $          -   $  5,252,024   $  5,471,058   $  5,804,387   $  6,147,695
Total assets..................     1,012,128      6,030,016     11,398,947     13,089,079     13,039,632
Mortgage and promis-
  sory notes payable..........    71,597,823     66,144,175     60,943,318     54,483,426     48,446,166
Partners' deficit.............   (76,945,316)   (66,938,026)   (58,890,424)   (50,234,488)   (43,713,544)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

FINANCIAL CONDITION
- -------------------

During the three year period ending in 1995, the Partnership experienced losses totaling approximately $28,000,000 not considering the effects of gains or losses arising in connection with property dispositions, foreclosures, refinancing or extraordinary items. This amount represents interest that was accrued and expensed, but not paid on advances from affiliates and on the Promissory Notes. Depreciation and amortization was $1,015,665, amortization of discounts on mortgage notes payable and note receivable were $136,785 and $138,885, respectively, and amortization of deferred financing expenses was $353,955. The Partnership experienced a decrease in cash and cash equivalents of $756,962 during the three year period ending December 31, 1995.

Because of inadequate cash reserves and the expectation of continued poor operations, the Partnership has liquidated all of its real estate portfolio. Englewood Shopping Center, Downtown West Village Shopping Center, Ashford Chase, Quail Creek and Timbers West Apartments were lost to foreclosure during the past six years. During 1989, Southmark affiliates advanced $944,464 to the Partnership to cover working capital needs. In 1989, the sale of Willowick Pool Apartments provided a significant source of cash of $3,578,679. In 1990, the Partnership received approximately $1,252,000 from the insurance carrier relating to damage incurred at Mountain

Top Apartments, and approximately $1,138,000 was returned to Southmark affiliates as repayment of advances received in prior years. In 1992, the Partnership received $220,896 (net of legal fees of $243,104) and in 1993 $8,329 (net of legal fees of $4,158) in partial settlement of litigation surrounding Mountain Top Apartments as discussed in Item 3 - "Legal Proceedings".

The Mountain Top Apartments were unoccupied due to severe structural damage suffered in 1988. In June 1994, the Mountain Top Apartments Site was sold. Since 1988, the Partnership has serviced a note receivable, (the "Spring Oaks Note"), subject to a prior mortgage lien, relating to the sale of Spring
Oaks Plaza in 1988. In 1993, the Partnership agreed to accept a discounted payoff of the Spring Oaks note in the amount of $2,350,000, payable in two installments. At December 31, 1993, the Partnership received a total of $1,500,000 which was recorded as a reduction to the outstanding balance on the Spring Oaks note receivable. The second installment of $850,000 was due and received in January 1994. As a result of its receipt of the final installment in January 1994, the Partnership's second lienholder rights were terminated. See Item 8 - "Note 5 - Note Receivable".

At the beginning of 1995, the Partnership owned one property, Valley Bank Tower. Valley Bank Tower's occupancy had remained at 100% over the last three years and rental rates had remained steady. In February 1995, Valley Bank Tower, the Partnership's remaining operating property, was sold for $7,400,000 to West Washington Associates, LLC, an affiliate of Fiore Inns, Inc., which enabled the Partnership to settle litigation described in Item 3 - "Legal Proceedings". A portion of the proceeds were used to pay off the first and second lienholders on the property and for a repair allowance agreement. The purchase price (net of underlying debt) of Valley Bank Tower was payable in the form of the Valley Bank Note of $640,000 and net cash proceeds of $838,146. Of the net cash proceeds paid to the Partnership, approximately $750,000 was used to repay a portion of the outstanding balance remaining in operating advances payable to Hampton, and the remaining amounts were used for working capital purposes.

The balance of advances, which were assigned to Hampton affiliates, including accrued interest of $2,667,424, at December 31, 1995 was $5,988,317. Cash and cash equivalents, which totaled $1,110,511 at the beginning of 1993, decreased to $94,721 at December 31, 1994 and $9,206 at December 31, 1995. This is not a significant cash balance in relation to the Partnership's liabilities.

In 1995, 1994, and 1993, the Partnership did not make any payments on the Promissory Notes. All quarterly principal and interest payments due since December 31, 1988 remain unpaid. Under the terms of the Note Agreement, failure to make the required payments constitutes an event of default.

The Partnership's cash balance of $9,206 does not provide a reasonable level of working capital for more than immediate operating needs and the Partnership is maintaining liquidity levels through deferral of significant amounts of liabilities.

RESULTS OF OPERATIONS
- ---------------------

Revenues:

Rental income was $359,409 in 1995, as compared to $2,316,140 in 1994 and $2,330,650 in 1993.

There were no major changes in the tenant base of Valley Bank Tower for the first two months of 1995 as compared to 1994. Approximately 93% of the total rental income recognized by the Partnership in 1995 and 1994 was attributable to two Valley Bank Tower tenants. In February 1995, Valley Bank Tower, the Partnership's remaining operating real estate investment, was sold.

Expenses:

From 1994 to 1995, total expenses decreased $684,496 as discussed below. A majority of the change is attributable to the sale of Valley Bank Tower in February 1995.

Interest expense increased $871,498 during 1995 as compared to 1994 and $619,242 during 1994 as compared to 1993. The increases are primarily due to interest accrued on the increasing principal balance (resulting from accrued interest becoming principal) of the Promissory Notes, on which no payments have been made since 1988.

Depreciation and amortization decreased $393,676 in 1995 as compared to 1994 and increased by $7,892 in 1994 as compared to 1993. The decrease in 1995 is due to the sale of Valley Bank Tower. The increase in 1994 is due to improvements made on Valley Bank Tower during the year.

Property tax expense amounted to $12,806 in 1995, $76,835 in 1994 and $79,867 in 1993. The decrease in 1995 from 1994 is due to the sale of Valley Bank Tower. The expense in 1994 is consistent with that of 1993.

Amortization of deferred financing expenses amounted to $119,619 in 1995 and 1994 increasing slightly from $114,717 in 1993. Over the past three years, amortization of deferred financing expenses have been relatively consistent.

General and administrative costs decreased by $260,212 in 1995 as compared to 1994 and decreased by $187,889 in 1994 as compared to 1993. The decrease in 1995 is due primarily to the sale of Valley Bank Tower and the decrease in 1994 is primarily due to a large amount of legal expenses relating to the second lien debt litigation and the use of real estate appraisal consultants for Valley Bank Tower that had occurred during 1993.

General and administrative expenses - affiliates decreased by $183,253 in 1995 as compared to 1994 and decreased by $41,323 in 1994 as compared to 1993. The decrease in 1995 is due to a decrease in Asset Management Fees which are charged at 0.75% of the Partnership's Tangible Asset Value and Overhead Fees which include salaries, travel and other expenses allocated to services provided for the benefit of the Partnership. The decrease in 1994 is due to a decrease in "Overhead Fees" and "Portfolio Service Fees".

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At December 31, 1995, the Partnership held cash and cash equivalents of $9,206. The Partnership experienced negative cash flows from 1995 operating activities due to the substantial decrease in cash received from tenants (Valley Bank Tower was sold February 1995). Payments on the Promissory Notes, due since December 31, 1988, remain in default.

At December 31, 1995, the Partnership had sold its remaining operating property for cash and a promissory note receivable. Valley Bank Tower was sold in February 1995 in conjunction with the settlement of the Fiore Inns, Inc. litigation (see Item 3 - "Legal Proceedings"). The Partnership's remaining asset at December 31, 1995 is the $640,000 Valley Bank Note which bears interest at a rate equal to 7.5% per annum. Interest only payments are to be paid quarterly, commencing May 24, 1995. All unpaid principal and interest is due February 25, 1998. The principal on the note may not be voluntarily prepaid in whole or in part prior to February 25, 1996. Subsequent to December 31, 1995, the Partnership entered into an Assignment Agreement with Hampton which transfers all right, title and interest in the promissory note receivable to Hampton as partial repayment of operating advances. Hampton received payment in full for the promissory note receivable amounting to $652,099 subsequent to February 25, 1996.

Neither the General Partner and its affiliates nor Hampton and its assigns have any obligation to provide financial support to the Partnership. It is anticipated that the Partnership will be dissolved after the assignment of the promissory note receivable, described above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------  -------------------------------------------


                                                                       Page
                              INDEX                                   Number
                              -----                                   ------

Financial Statements:
  Report of Independent Accountants, December 31, 1995 and 1994..       F-1

  Report of Independent Accountants, December 31, 1993...........       F-2

  Balance Sheets at December 31, 1995 and 1994...................       F-3

  Statements of Operations for the Three Years Ended
     December 31, 1995...........................................       F-4

  Statements of Partners' Deficit for the Three Years
     Ended December 31, 1995.....................................       F-5

  Statements of Cash Flows for the Three Years Ended
     December 31, 1995...........................................       F-6

  Notes to Financial Statements..................................       F-8

Financial Statement Supplementary Data for the Three Years
  Ended December 31, 1995:

  Schedules V and VI - Real Estate Investments and Accumulated
     Depreciation and Amortization...............................       F-23

  Schedule X - Supplementary Statements of Operations
     Information.................................................       F-24


                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Partners of
University Real Estate Fund 10, Ltd.

We have audited the accompanying balance sheet of University Real Estate Fund 10, Ltd. (the "Partnership") as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership subsequently disposed of its remaining significant asset. This condition raises substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



    /s/ WALLACE SANDERS & COMPANY

Dallas, Texas
March 8, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Partners of
University Real Estate Fund 10, Ltd.

In our opinion, the accompanying statements of operations, of partners' deficit and of cash flows for the year ended December 31, 1993 present fairly, in all material respects, the results of operations and cash flows of University Real Estate Fund 10 Ltd. for the year ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of University Real Estate Fund 10, Ltd. for any period subsequent to December 31, 1993.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has suffered recurring losses from operations and has a Partners' deficit. Additionally, the Partnership has defaulted on the nonrecourse general obligation promissory notes payable. These circumstances raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Price Waterhouse, L.L.P.
PRICE WATERHOUSE, L.L.P.


Dallas, Texas
April 24, 1994

                      UNIVERSITY REAL ESTATE FUND 10, LTD.

                                 BALANCE SHEETS



                                                            December 31,
                                                    ---------------------------
ASSETS                                                  1995           1994
- ------                                              ------------   ------------

Real estate investments:
    Buildings and improvements                      $          -   $ 10,327,271
    Less:  Accumulated depreciation and
     amortization                                              -     (5,075,247)
                                                    ------------   ------------
                                                               -      5,252,024
                                                    ------------   ------------

Promissory note receivable                               640,000              -
Accrued interest                                           4,865              -
                                                    ------------   ------------
                                                         644,865              -
                                                    ------------   ------------

Cash and cash equivalents (including $0 and
 $3,149 for security deposits at December 31,
 1995 and 1994, respectively)                              9,206         94,721
Accounts receivable                                            -         57,111
Prepaid expenses and other assets                              -        147,684
Deferred financing expenses (net of accumulated
 amortization of $1,629,905 and $1,510,286 at
 December 31, 1995 and 1994, respectively)               358,857        478,476
                                                    ------------   ------------

                                                    $  1,012,928   $  6,030,016
                                                    ============   ============

LIABILITIES AND PARTNERS' DEFICIT
- ---------------------------------

Mortgage notes payable                              $          -   $  4,350,021
Accounts payable and accrued expenses                    151,052        311,642
Commissions payable, affiliate                           221,052        221,052
Operating advances payable, affiliate                  5,988,317      6,288,024
Security deposits                                              -          3,149
15% Nonrecourse general obligation promissory
 notes payable                                        71,597,823     61,794,154
                                                    ------------   ------------
                                                      77,958,244     72,968,042
                                                    ------------   ------------

Partners' deficit:
    Limited Partners - 30,000 limited partnership
     units authorized, 20,192 and 20,376 limited
     partnership units issued and outstanding at
     December 31, 1995 and 1994, respectively        (72,218,460)   (62,711,534)
    General Partner                                   (4,726,856)    (4,226,492)
                                                    ------------   ------------
                                                     (76,945,316)   (66,938,026)
                                                    ------------   ------------

                                                    $  1,012,928   $  6,030,016
                                                    ============   ============

                      UNIVERSITY REAL ESTATE FUND 10, LTD.

                            STATEMENTS OF OPERATIONS



                                          For the Years Ended December 31,
                                      -----------------------------------------
                                          1995           1994          1993
                                      -------------  ------------  ------------

Revenues:
 Rental income                        $    359,409   $ 2,316,140   $ 2,330,650
 Interest                                   37,012        11,503       708,201
 Other income                                4,152        73,032             -
                                      ------------   -----------   -----------

   Total revenues                          400,573     2,400,675     3,038,851
                                      ------------   -----------   -----------

Expenses:
 Interest                               10,320,508     9,449,010     8,829,768
 Depreciation and amortization              78,735       472,411       464,519
 Property taxes                             12,806        76,835        79,867
 Property management fees -
  affiliates                                18,927       109,128       108,209
 Other property operating expense          188,642       753,265       861,680
 Amortization of deferred financing
  expenses                                 119,619       119,619       114,717
 General and administrative                 55,155       315,367       503,256
 General and administrative -
  affiliates                                96,940       280,193       321,516
 Provision for loss on note
  receivable                                     -             -       411,255
                                      ------------   -----------   -----------

   Total expenses                       10,891,332    11,575,828    11,694,787
                                      ------------   -----------   -----------

Loss from operations                   (10,490,759)   (9,175,153)   (8,655,936)

Other income:
 Gain on disposition of real estate      1,015,404     1,127,551             -
                                      ------------   -----------   -----------

Loss before extraordinary item          (9,475,355)   (8,047,602)   (8,655,936)

Extraordinary item - loss from
 liquidation of debt                      (531,935)            -             -
                                      ------------   -----------   -----------

Net loss                              $(10,007,290)  $(8,047,602)  $(8,655,936)
                                      ============   ===========   ===========


Net loss allocated general partner    $   (500,364)  $  (402,380)  $  (432,797)
Net loss allocated limited partners   $ (9,506,926)  $(7,645,222)  $(8,223,139)
                                      ------------   -----------   -----------
Net loss                              $(10,007,290)  $(8,047,602)  $(8,655,936)
                                      ============   ===========   ===========


Net loss per limited partnership unit $    (468.92)  $   (374.42)  $   (402.07)
                                      ============   ===========   ===========

                      UNIVERSITY REAL ESTATE FUND 10, LTD.

                        STATEMENTS OF PARTNERS' DEFICIT

              For the Years Ended December 31, 1995, 1994 and 1993

                                                                 Total
                                  General        Limited       Partners'
                                  Partner       Partners        Deficit
                                ------------  -------------  -------------

Balance at December 31, 1992    $(3,391,315)  $(46,843,173)  $(50,234,488)

Net loss                           (432,797)    (8,223,139)    (8,655,936)
                                -----------   ------------   ------------

Balance at December 31, 1993     (3,824,112)   (55,066,312)   (58,890,424)

Net loss                           (402,380)    (7,645,222)    (8,047,602)
                                -----------   ------------   ------------

Balance at December 31, 1994     (4,226,492)   (62,711,534)   (66,938,026)

Net loss                           (500,364)    (9,506,926)   (10,007,290)
                                -----------   ------------   ------------

Balance at December 31, 1995    $(4,726,856)  $(72,218,460)  $(76,945,316)
                                ===========   ============   ============

                      UNIVERSITY REAL ESTATE FUND 10, LTD.

                            STATEMENTS OF CASH FLOWS


                                                      For the Years Ended December 31,
                                                  ----------------------------------------
                                                      1995          1994          1993
                                                  ------------  ------------  ------------

Cash flows from operating activities:
 Cash received from tenants                       $   413,371   $ 2,278,424   $ 2,268,518
 Cash paid to suppliers and affiliates               (260,579)   (1,344,612)   (1,958,217)
 Cash received from other income                        4,152        73,032             -
 Interest received                                     32,146        11,503       569,316
 Interest paid                                       (841,318)     (532,553)     (898,577)
 Property taxes paid                                  (89,641)      (79,867)      (81,360)
                                                  -----------   -----------   -----------

Net cash provided by (used in)
 operating activities                                (741,869)      405,927      (100,320)
                                                  -----------   -----------   -----------

Cash flows from investing activities:
 Proceeds from the settlement of Spring
  Oaks wrap-note                                            -       772,509     1,482,122
 Additions to real estate investments                 (31,191)     (253,377)     (131,190)
 Proceeds received from the disposition
  of real estate investments                        5,579,884       197,524             -
                                                  -----------   -----------   -----------

Net cash provided by investing
 activities                                         5,548,693       716,656     1,350,932
                                                  -----------   -----------   -----------

Cash flows from financing activities:
 Proceeds from mortgage notes payable                       -     1,100,000             -
 Payments on mortgage notes payable                (4,892,339)   (1,227,005)     (906,269)
 Payments on operating advances,
  affiliates                                                -    (2,011,368)            -
                                                  -----------   -----------   -----------

Net cash used in financing activities              (4,892,339)   (2,138,373)     (906,269)
                                                  -----------   -----------   -----------

Net increase (decrease) in cash and
 cash equivalents                                     (85,515)   (1,015,790)      344,343

Cash and cash equivalents at beginning
 of year                                               94,721     1,110,511       766,168
                                                  -----------   -----------   -----------

Cash and cash equivalents at end of year          $     9,206   $    94,721   $ 1,110,511
                                                  ===========   ===========   ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Mortgage note and accrued interest payable
  retired in connection with the disposition
  of the note receivable                          $         -   $ 3,225,000   $         -
                                                  ===========   ===========   ===========

Promissory note receivable received as proceeds
in disposition of real estate                     $   640,000   $         -   $         -
                                                  ===========   ===========   ===========

                      UNIVERSITY REAL ESTATE FUND 10, LTD.

                            STATEMENTS OF CASH FLOWS

          Reconciliation of Net Loss to Net Cash Provided by (Used in)
                              Operating Activities

                                                  For the Years Ended December 31,
                                              -----------------------------------------
                                                  1995           1994          1993
                                              -------------  ------------  ------------

Net loss                                      $(10,007,290)  $(8,047,602)  $(8,655,936)
                                              ------------   -----------   -----------

Adjustments to reconcile net loss
 to net cash provided by (used in)
 operating activities:
    Gain on disposition of real estate          (1,015,404)   (1,127,551)            -
    Loss from liquidation of debt                  531,935             -             -
    Expenses paid by purchaser                           -        26,621             -
    Depreciation and amortization                   78,735       472,411       464,519
    Amortization of discounts on note
     receivable                                          -             -      (138,885)
    Amortization of discounts on
     mortgage notes payable                         10,384        62,946        63,456
    Amortization of deferred financing
     expenses                                      119,619       127,119       107,218
    Provision for loss on note receivable                -             -       411,255
    Changes in assets and liabilities:
      Accrued interest on promissory
       note receivable                              (4,866)            -             -
      Accounts receivable                           57,111       (34,664)      (12,393)
      Prepaid expenses and other assets            147,684        16,022      (148,172)
      Accounts payable and accrued expenses       (160,589)      (13,706)        8,663
      Accrued interest on operating advances
       payable, affiliate                         (299,707)      466,101       533,988
      Security deposits                             (3,149)       (3,052)      (36,738)
      Accrued interest on 15% nonrecourse
       general obligation promissory notes
       payable                                   9,803,668     8,461,282     7,302,705
                                              ------------   -----------   -----------

        Total adjustments                        9,265,421     8,453,529     8,555,616
                                              ------------   -----------   -----------

Net cash provided by (used in) operating
 activities                                   $   (741,869)  $   405,927   $  (100,320)
                                              ============   ===========   ===========

                      UNIVERSITY REAL ESTATE FUND 10, LTD.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- --------------------------------------------------------------------

Organization
- ------------

University Real Estate Fund 10, Ltd. (the "Partnership") was organized on February 4, 1982, as a limited partnership under the provisions of the Colorado Uniform Limited Partnership Act of 1981, and commenced operations on April 5, 1982. The general partner of the Partnership is University Special Partners, Ltd. ("USP" or the "General Partner"), a Colorado limited partnership. The general partner of USP is Southmark Investment Group, Inc., a wholly-owned subsidiary of Southmark Corporation ("Southmark"). The principal place of business for the General Partner is 2711 LBJ Freeway, Suite 950, Dallas, Texas 75234.

See "Note 2 - Transaction with Affiliates" for a more detailed discussion regarding the organization.

Real Estate Investments
- -----------------------

Real estate investments are generally stated at cost except in cases where it has been determined that the property has sustained a permanent impairment in value. At such time, a provision for loss is recorded to reduce the basis of the property to its net realizable value. Improvements are capitalized and repairs and maintenance are charged to operations as incurred.

Depreciation and Amortization
- -----------------------------

Buildings and improvements are depreciated using the straight-line method over a life of 5 to 25 years. Tenant improvements are amortized over the terms of the related tenant lease, using the straight-line method.

Cash and Cash Equivalents
- -------------------------

Cash and cash equivalents include cash on hand, demand deposits, money market funds and investments in certificates of deposit with original maturities of three months or less. Cash and cash equivalents also include cash held in segregated accounts for tenant security deposits.

Note Receivable
- ---------------

The note receivable is recorded at its original basis, net of discount, deferred gain and allowance for uncollectible amounts. Interest income is recognized as it is earned. Interest accrual is ceased when management determines that collection is doubtful.

Mortgage Discounts
- ------------------

Discounts on mortgage notes payable are amortized using the effective interest method over the remaining terms of the related notes. Amortization of discounts is included in interest expense.

Deferred Financing Expenses
- ---------------------------

The sales commissions, offering expenses and deferred financing expenses associated with the 15% Nonrecourse General Obligation Promissory Notes Payable and mortgage notes payable have been deferred and are amortized using the straight-line method over the related terms of the notes.

                      UNIVERSITY REAL ESTATE FUND 10, LTD.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
- --------------------------------------------------------------------------------

Rental Revenue
- --------------

The Partnership leases its commercial property under noncancelable operating leases that expire over the next 10 years. Some leases provide concessions and periods of escalating or free rent. Rental income is recognized on a straight-line basis over the life of the related lease. The excess of rental income recognized over the contractual rental payments is recorded as accrued rent receivable.

Income Taxes
- ------------

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income taxes and the tax effect of its activities accrues to the partners.

Use of Estimates
- ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Allocation of Net Income and Net Loss
- -------------------------------------

The Partnership Agreement provides for net losses of the Partnership for both financial statement and income tax reporting purposes to be allocated 95% to the Limited Partners and 5% to the General Partner. Net income is to be allocated as follows: (i) 95% to the Limited Partners and 5% to the General Partner until such time as the net loss of the Partnership previously allocated is recouped,
(ii) thereafter, net income of the Partnership shall be allocated to the General Partner to the extent it has received current or prior distributions of cash from operations or cash from property sales and refinancing or other sources,
(iii) thereafter, net income of the Partnership shall be allocated to the Limited Partners to the extent they have received current or prior distributions of cash from operations or cash from property sales and refinancing or other sources (this provision will apply unless the distributions represent a return of the Limited Partners' original invested capital), (iv) any additional net income shall be allocated 95% to the Limited Partners and 5% to the General Partner, (v) no additional net income is allocated to the General Partner pursuant to (ii) above until subsequent cash distributions equal to net income allocated pursuant to (iv) have been made to it.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and Treasury Regulation Sections establish criteria for allocations of Partnership deductions attributable to nonrecourse debt. The Partnership's allocations for 1995 have been made in accordance with these provisions.

Net Loss Per Limited Partnership Unit
- -------------------------------------

Net loss per limited partnership unit is computed by dividing net loss allocated to the Limited Partners by the weighted average number of limited partnership units outstanding. The weighted average number of limited partnership units outstanding was 20,274 at December 31, 1995, 20,419 at December 31, 1994 and 20,452 at December 31, 1993.

                      UNIVERSITY REAL ESTATE FUND 10, LTD.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 2 - TRANSACTIONS WITH AFFILIATES
- -------------------------------------

On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL Acquisition Corp. III, a Texas corporation, and its permitted assigns (collectively "SHL") to sell various general and limited partnership interests owned by Southmark and its affiliates, including the general partnership interest of the Partnership. On April 22, 1993, Southmark and SHL executed the First Amendment to Asset Purchase Agreement whereby SHL acquired an option to purchase the general partner interest of the Partnership, rather than the Partnership interest itself. On December 16, 1993, SHL assigned its rights under the amended Asset Purchase Agreement to Hampton Realty Partners, L.P., a Texas limited partnership ("Hampton") and Hampton and Southmark affiliates also entered into an Option Agreement whereby Hampton acquired the right to purchase the option assets, including the general partnership interest of the Partnership subject to the approval of the Limited Partners. On April 20, 1994, Insignia Financial Group, Inc., a Delaware corporation, and certain of its affiliates (collectively "Insignia") entered into an Option Purchase Agreement with Hampton to acquire Hampton's rights to solicit proxies from the Limited Partners seeking their consent to Hampton becoming the general partner of the Partnership. On August 8, 1994, the Insignia contract was terminated. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD Financial Management, Inc. ("JKD"), a Texas corporation, whereby, among other things, JKD obtained the right to acquire Hampton's rights to proxy into the Partnership subject to approval of the Limited Partners. As of the date hereof, JKD has not exercised its right to acquire the general partner interest in the Partnership.

Effective as of December 14, 1992, the Partnership entered into a Portfolio Services Agreement and a Property Management Agreement with Hampton UREF Management, Ltd. ("Hampton UREF"), a Texas limited partnership, pursuant to which Hampton UREF began providing management for the Partnership's properties and certain other portfolio services. The operations of the Partnership's properties were managed by Hampton Management, Inc. (formerly "SHL Management, Inc.") through a subcontract agreement with Hampton UREF. From April 20, 1994 through December 31, 1994, the Partnership's properties were managed by Insignia or an affiliate, first pursuant to a Property Management Subcontract Agreement with Hampton UREF and then a Property Management Agreement with the Partnership itself. As of December 30, 1994, Hampton UREF entered into an Assignment and Assumption of Portfolio Services Agreement with JKD pursuant to which JKD oversees the management of the Partnership.

Affiliates of the General Partner had advanced funds to the Partnership in order to meet past working capital requirements (see Note 8 - "Financial Condition and Going Concern Considerations"). These advances were sold by the General Partner to Hampton Realty Partners in connection with the Asset Purchase
Agreement dated March 9, 1993 as discussed above. These advances accrue interest at prime plus 1%. The prime rate at December 31, 1995 and 1994 was 8.5% and at December 31, 1993 was 6.0%.

The Partnership pays property management fees based on 5% of gross rental revenues for supervising the maintenance and operations of the Partnership's properties. Under the Partnership Agreement, the General Partner is to receive fees for its services and expenses in supervising the affairs of the Partnership. Effective December 1992, these fees were paid to Hampton and its affiliates. These Partnership management fees are based upon a payment equal to 9% of interest paid to promissory note holders. Since December 1988, the Partnership has not made the required payments on these notes and accordingly, no Partnership management fees have since been paid.

                      UNIVERSITY REAL ESTATE FUND 10, LTD.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 2 - TRANSACTIONS WITH AFFILIATES (CONTINUED)
- -------------------------------------------------

Beginning December 14, 1992, the Partnership began reimbursing SHL, and subsequently Hampton, for its costs, including overhead, of administering the Partnership's affairs. Reimbursements are "Overhead Fees" which include salaries, travel and other expenses properly allocated to the services provided for the benefit of the Partnership, and an Asset Management Fee is charged at 0.75% of the Partnership's Tangible Asset Value. The Partnership's Tangible Asset Value of the Partnership's real properties is determined by applying a capitalization rate of 10% to annualize the net operating income of each real property, plus the book value of all other tangible assets.

Compensation and reimbursements paid to or accrued for the benefit of Hampton and affiliates are as follows:


                                                     1995      1994      1993
                                                   --------  --------  ---------

  Property management fees                         $ 18,927  $109,128   $108,209
  Charged to interest expense:
    Interest on operating advances payable          456,293   466,101    533,988
  Charged to general and administrative expense:
    Partnership and financial administration,
    data processing, accounting and tax
    reporting, and investor relations                77,756   131,222    161,624
    Asset management fees                            20,124   145,599    159,892
                                                   --------  --------   --------

  Total compensation and reimbursements            $573,100  $852,050   $963,713
                                                   ========  ========   ========

During 1995 and 1994, the Partnership paid $756,000 and $2,011,367, respectively, to Hampton as repayment of operating advances and accrued interest thereon. In addition, on January 31, 1996 the Partnership assigned the Valley Bank Note in the amount of $640,000 to Hampton as partial repayment of operating advances.

                      UNIVERSITY REAL ESTATE FUND 10, LTD.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 3 - TAXABLE INCOME (LOSS)
- ------------------------------

A reconciliation between financial statement net loss and loss for tax purposes follows:


                                                                                  1995                 1994               1993
                                                                            --------------       --------------      --------------

  Financial statement net loss                                              $  (10,007,291)      $   (8,047,602)     $   (8,655,936)
  Add (deduct):
    Amortization of discounts on
     mortgage notes payable                                                         10,384               62,945              63,456
    Interest expense on advances from
     Southmark affiliates not deductible
      for tax purposes                                                             456,293              466,101             533,987
    Interest expense on promissory
     notes not deductible for tax purposes                                         205,538              177,394             153,104
    Amortization of discount on note receivable                                          -                    -            (138,885)
    Tax gain on installment sale of Spring Oaks                                          -              618,961             567,106
    Provision for loss on sale of note receivable                                        -                    -             411,255
    Excess of tax over book depreciation                                           (41,617)            (250,905)           (259,431)
    Other tax statement adjustments                                                      -               11,723             (34,987)
    Book income not picked up in prior year for tax                                  3,149                    -                   -
    Recognize gain on sale of Valley Bank Towers
     for tax purposes                                                            2,710,924                    -                   -
    Book reduction inaccrual of accounting fees
     due to economic performance under (S)461(h)                                   (25,000)                   -                   -
                                                                            --------------       --------------      --------------
  Taxable income (loss)                                                     $   (6,687,620)      $   (6,961,383)     $   (7,360,331)
                                                                            ==============       ==============      ==============

The tax basis of the Partners' equity accounts are as follows:

  General partners                                                              (4,582,193)        $ (4,247,812)     $   (3,900,396)
  Limited partners                                                             (66,311,760)         (60,257,033)        (53,656,098)
                                                                            --------------       --------------      --------------
                                                                            $  (70,893,953)      $  (64,504,845)     $  (57,556,494)
                                                                            ==============       ==============      ==============

The Partnership reports certain transactions differently for tax and financial statement purposes. The aggregate cost of the Partnership's total assets for Federal income tax purposes was $4,668,642, prior to the sale of the final real estate investment in February 1995, and $6,451,572 and $11,426,617 at December 31, 1994 and 1993, respectively.

University Real Estate Fund 10, Ltd. is a partnership and is not subject to Federal and state income taxes. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership since the income or loss of the Partnership is to be included in the tax returns of the individual partners. The tax returns of the Partnership are subject to examination by Federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of the partners could be adjusted accordingly.

                      UNIVERSITY REAL ESTATE FUND 10, LTD.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 3 - TAXABLE INCOME (LOSS) (CONTINUED)
- ------------------------------------------

The tax attributes of the Partnership's net assets flow directly to each individual partner. Individual partners will have different investment bases depending upon the timing and prices of acquisition of Limited Partnership Units. Further, each partner's tax accounting, which is partially dependent upon their individual tax position, may differ from the accounting followed in the financial statements. Accordingly, there could be significant differences between each individual partner's tax basis and their proportionate share of the net assets reported in the financial statements. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires disclosure
                              ---------------------------
by a publicly held partnership of the aggregate difference in the basis of its net assets for financial and tax reporting purposes. However, the Partnership does not have access to information about each individual partner's tax attributes in the Partnership, and the aggregate tax basis cannot be readily determined. In any event, the General Partner does not believe that, in the Partnership's circumstances, the aggregate difference would be meaningful information.

NOTE 4 - REAL ESTATE INVESTMENTS
- --------------------------------

The cost and accumulated depreciation and amortization of the Partnership's real estate investments held at December 31, 1995 and 1994, is set forth in the following tables:

                             Buildings and    Accumulated
           1995              Improvements     Depreciation    Net Book Value
           ----              ------------     ------------    --------------

     None                    $          -     $          -    $            -
                             ============     ============    ==============

           1994
           ----

     Valley Bank Tower       $ 10,327,271     $ (5,075,247)   $    5,252,024
                             ============     ============    ==============

In February 1995, the Partnership sold its final real estate investment, Valley Bank Tower, to West Washington Associates, LLC, an affiliate of Fiore Inns, Inc. The sale included all of the Partnership's right, title and interest pursuant to the ground lease and the leasehold estate and improvements thereon commonly known as Valley Bank Tower. The net proceeds from the sale, after repayment of the underlying mortgage obligations and expenses of the sale, were as follows:

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

The Partnership leased the land on which the Valley Bank Tower is located. The lease agreement called for annual rent of $63,700 payable through June 2002. The lease was transferred to the new owners at the time of sale.

                      UNIVERSITY REAL ESTATE FUND 10, LTD.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 4 - REAL ESTATE INVESTMENTS (CONTINUED)
- --------------------------------------------

In prior years, the Mountain Top Apartments had suffered severe structural damage and had since been unoccupied. The Partnership wrote off its basis in the property along with the insurance loss recovery proceeds, which had previously been recorded as a deferred credit. In June, 1994, the Mountain Top Apartments Site was sold for net consideration totaling $197,524 and a gain of $1,127,551 was recognized relating to this transaction. (See Note 10 - "Property Dispositions").

NOTE 5 - PROMISSORY NOTE RECEIVABLE
- -----------------------------------

In prior years, the Partnership sold Spring Oaks Plaza in Las Vegas, Nevada. With this sale, the Partnership entered into a purchase money promissory note (the "Spring Oaks Note") and a junior note. The junior note had since been paid off. In 1993, the Partnership entered into an agreement with the borrower to accept a discounted payoff of its equity position in the Spring Oaks Note in the amount of $2,350,000, its approximate market value, payable in two installments. The Partnership received cash of $1,482,122 (net of $17,878 of fees) during 1993 and $772,509 (net of $77,491 of fees and closing costs) in January 1994 in payment of the discounted amount. At December 31, 1993, the Partnership recorded a provision for loss of $411,255 to reduce the carrying value of the Spring Oaks Note. Additionally, the note was reduced by the amount of the deferred gain to properly record it at its net realizable value.

A summary of the activity for the note receivable for the Spring Oaks three years ended December 31, 1995 is as follows:


                                           1994          1993
                                       ------------  ------------

  Balance at beginning of year         $ 4,024,130   $ 5,778,622

  Amortization of discount                       -       138,885
  Principal payoff                        (772,509)   (1,482,122)
  Debt Forgiveness                      (3,251,621)     (411,255)
                                       -----------   -----------

  Balance at end of year               $         -   $ 4,024,130
                                       ===========   ===========

On February 24, 1995, the Partnership sold Valley Bank Tower to West Washington Associates, LLC, for a gross sales price of $7,400,000. Terms of the sale included a promissory note receivable from West Washington Associates, LLC, to the Partnership amounting to $640,000 bearing interest at a rate equal to 7.5% per annum (the "Valley Bank Note"). Interest only payments are to be paid quarterly, commencing May 24, 1995. All unpaid principal and interest is due February 25, 1998. On January 31, 1996, the Partnership entered into an Assignment Agreement with Hampton. This agreement transfers all right, title and interest in and to the $640,000 Valley Bank Note receivable and all security thereon to Hampton. This transfer is considered and will be applied as a partial repayment of operating advances payable, affiliate.


In conjunction with the sale of Valley Bank Tower, the Partnership entered into a Participation Agreement with Insignia. The Participation Agreement stipulates that the Partnership, upon the sale of the real estate investment, is to pay Insignia 10% of the net proceeds of sale. Net proceeds consists of cash and the $640,000 Valley Bank Note. On February 28, 1996, Hampton paid $62,500 to Insignia on behalf of the Partnership's obligation in the Participation Agreement to pay Insignia 10% of the net proceeds of the sale of the Valley Bank Tower.

                      UNIVERSITY REAL ESTATE FUND 10, LTD.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 6 - MORTGAGE NOTES PAYABLE
- -------------------------------

The following sets forth the terms of the Partnership's mortgage notes payable at December 31, 1995 and 1994. All mortgage notes were secured by real estate investments.

                                                        1995            1994
                                                    ------------    ------------

Mortgage note payable bearing interest at 9%,
discounted to yield 11.75%, secured by a first
lien deed of trust on Valley Bank Tower,
payable in monthly installments of principal
and interest of $54,337; due November 2005
(net of unamortized discount of $337,295 at
December 31, 1994)                                  $          -    $  3,345,114

Mortgage note payable bearing interest at 9%,
secured by a second lien deed of trust on
Valley Bank Tower, payable in monthly
installments of principal and  interest of
$19,828; due April 2000                                        -       1,004,907
                                                    ------------    ------------
                                                    $          -    $  4,350,021
                                                    ============    ============

In October 1990, the Partnership exercised its right to extend the maturity date of the second lien mortgage note on Valley Bank Tower from November 1990 to November 1992 by payment of an extension fee of $50,000. The second lienholder posted the property for foreclosure in March 1993. At a receivership hearing held on April 8, 1993, the judge ruled that all cash flow from the property after payment of operating expenses and the first lien would go towards the interest and principal on the second lien note and effective June 14, 1993, Oak Brook Corporation was appointed the receiver on Valley Bank Tower. On April 18, 1994, the Partnership entered into a loan agreement with Insignia whereby Insignia replaced the second lienholder upon funding $1,100,000 to the Partnership. In 1995, pursuant to the Valley Bank Tower sale agreement, both notes were repaid.

NOTE 7 - PROMISSORY NOTES PAYABLE
- ---------------------------------

The Partnership had outstanding 15% Nonrecourse General Obligation Promissory Notes Payable ("Promissory Notes") of $71,597,823 and $61,794,154 at December 31, 1995 and 1994, respectively. The Partnership has failed to make the required principal and interest payments on the Promissory Notes due since December 31, 1988. Under the terms of the note agreements, failure to make the required payments constitutes an event of default. Upon the occurrence of an event of default with respect to nonpayment of interest, any portion of the stated interest not paid (defaulted interest) bears interest at the rate of 15% per annum and becomes additional principal on the Promissory Notes (see Note 8 - "Financial Condition and Going Concern Considerations"). Purchasers of the Promissory Notes irrevocably elected at the time of purchase to receive interest quarterly or to defer receipt of the interest until December 31, 1988. Purchasers of Promissory Notes of $7,655,000 elected to defer receipt of such interest. Interest deferred is added quarterly to the outstanding principal, and thereafter earns interest at the rate of 15% per annum, which interest is also deferred. Beginning in 1989, interest on all of the Promissory Notes was due quarterly. The Promissory Notes mature on December 31, 1998, however, these notes are subject at any time, on any regular interest payment date, to full or partial redemption.

In 1987, the Partnership reduced the interest payment rate on the Promissory Notes to 6% per annum. Interest continued to accrue at 15% with the unpaid portion being deferred. The Promissory Note agreement provides that interest payments may be reduced to a rate not less than 6% per annum provided that the amount of interest earned and currently payable but unpaid does not exceed an amount equal to 9% of the principal balance of the Promissory Notes. Total deferred interest amounted to $57,935,822 and $48,132,154 at December 31, 1995 and 1994, respectively, and has been added to the principal balance outstanding.

                      UNIVERSITY REAL ESTATE FUND 10, LTD.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 8 - FINANCIAL CONDITION AND GOING CONCERN CONSIDERATIONS
- -------------------------------------------------------------

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. However, due to the subsequent assignment of the Valley Bank Note to Hampton, it is anticipated that the Partnership will be dissolved. The financial statements do not include any adjustments that might result from the liquidation.

At December 31, 1995, the Partnership's remaining significant asset was the Valley Bank Note relating to the sale of Valley Bank Tower in February 1995. On January 31, 1996, the Valley Bank Note was assigned in settlement of a portion of the affiliate debt (see Note 13 - "Subsequent Events").

NOTE 9 - DISTRIBUTIONS
- ----------------------

Distributions to the partners are at the discretion of the General Partner and are subject to payment of expenses of the Partnership, including debt service and maintenance of reserves. Distributions are to be paid from operations of the Partnership's properties, from sales or refinancing of properties, or from other sources, if any.

Distributions of cash from operations are allocated 95% to the Limited Partners and 5% to the General Partner. Distributions of cash from sales or refinancings and cash from other sources are made in the following order:

  a) First, 99% to the Limited Partners and 1% to the General Partner until the aggregate amounts distributed to the Limited Partners including all prior distributions (exclusive of any distributions of cash from operations which in total exceeded an 8% per annum cumulative return on adjusted invested capital) to Limited Partners shall be equal to the total of the original invested capital contributed to the Partnership and a sum equal to 8% per annum on the adjusted invested capital of such Limited Partners, calculated cumulatively from the last day of the quarter during which original invested capital was contributed to the Partnership;

  a) then; with respect to the remainder, 85% to the Limited Partners and 15% to the General Partner.

No distributions were made to the Partners in 1995, 1994 or 1993.

                      UNIVERSITY REAL ESTATE FUND 10, LTD.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 10 - PROPERTY DISPOSITIONS
- -------------------------------

In February 1995, Valley Bank Tower was sold. A gain on disposition of real estate of $1,015,404 and a loss from liquidation of debt of $531,935 was recognized in 1995 relating to this transaction as follows:


     Cash proceeds                                           $   838,146
     Repayment of mortgage principal                           4,814,028
     Promissory note receivable                                  640,000
     Contingency escrow                                           15,000
                                                             -----------

       Total proceeds                                          6,307,174

     Less:  net assets sold                                   (5,291,770)
                                                             -----------

     Gain on disposition of real estate                      $ 1,015,404
                                                             ===========

     Net book value of debt                                  $ 4,282,093
     Repayment of mortgage principal                          (4,814,028)
                                                             -----------

     Loss from liquidation of debt                           $  (531,935)
                                                             ===========

In June, 1994, the Mountain Top Apartments Site was sold. The liability originally recorded for future estimated legal, consulting and building razing costs had reduced to $931,528 due to expenditures incurred. A gain of $1,127,551 was recognized during 1994 relating to this transaction as follows:


     Purchase price                                           $  225,000
     Credit to purchaser for taxes paid                           (4,307)
     Selling expenses incurred                                   (23,169)
     Write-off of:
       Utility deposits outstanding on the property               (1,501)
       Accrued legal, consulting and building razing costs       931,528
                                                              ----------

     Gain on disposition of real estate                       $1,127,551
                                                              ==========

NOTE 11 - SOUTHMARK BANKRUPTCY
- ------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership nor its General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which include Southmark's interests in the General Partner, are being sold or liquidated for the benefit of creditors.

Because neither the Partnership nor the General Partner were included in the Southmark bankruptcy proceedings, there has been no direct effect on the Partnership's operations during the bankruptcy period or resulting from confirmation of the plan. Ultimate decision-making authority with respect to the operations of the Partnership remains with the General Partner until such time as the Limited Partners approve a substitute general partner.

                      UNIVERSITY REAL ESTATE FUND 10, LTD.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS
- ---------------------------------------------

The fair value of the financial instruments is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. The following table summarizes the Partnership's financial instruments:

                                                 December 31, 1995
                                             -------------------------
                                               Carrying    Approximate
                                               Amount       Fair Value
                                             -----------   -----------

     Financial assets:
       Promissory note receivable, net       $   644,865   $   650,000
       Cash and cash equivalents                   9,206         9,000
                                             -----------   -----------

          Total financial assets             $   654,071       659,000
                                             ===========   ===========

     Financial liabilities:
       Accounts payable and accrued
        liabilities                          $   151,052   $     9,000
       Operating advances payable and
         commissions payable, affiliate        6,209,369       650,000
       15% Nonrecourse general obligation
         promissory notes payable             71,597,823             -
                                             -----------   -----------

          Total financial liabilities        $77,958,244   $   659,000
                                             ===========   ===========

The fair value of financial instruments classified as financial assets reflects their approximate value upon liquidation of the assets subsequent to year end. The fair value of financial instruments classified as financial liabilities reflects anticipated value upon settlement and liquidation of the Partnership.

NOTE 13 - SUBSEQUENT EVENTS
- ---------------------------

On January 31, 1996, the Partnership entered into an Assignment Agreement with Hampton. This agreement transfers all right, title and interest in and to the $640,000 Valley Bank Note and all security thereon to Hampton. This transfer is considered and will be applied as a partial repayment of operating advances payable, affiliate. On February 29, 1996, Hampton paid $65,200 to Insignia on behalf of the Partnership's obligation in the Participation Agreement to pay Insignia 10% of the net proceeds of the sale of Valley Bank Tower.

                      UNIVERSITY REAL ESTATE FUND 10, LTD.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 14 - PRO FORMA INFORMATION
- -------------------------------

Unaudited pro forma balance sheet information as of December 31, 1994, has been prepared to reflect the financial condition of the Partnership as if the sale of the Valley Bank Tower had occurred on December 31, 1993.

                              Historical
                             December 31,    Pro Forma
                                 1994       Adjustments         Pro Forma
                             -------------  ------------       -----------


Real estate investments      $   5,252,024  $ (5,252,024) (A)  $         -
Cash                                94,721        (8,676) (B)       86,045
Note receivable                          -       640,000  (C)      640,000
Other assets                       683,271      (208,751) (A)      474,520
                             ------------   ------------       -----------

                             $   6,030,016  $ (4,829,451)      $ 1,200,565
                             =============  ============       ===========


Mortgage notes payable       $   4,350,021  $ (4,350,021) (A)  $         -
Accounts payable and other
 liabilities                       314,791      (123,780) (A)      191,011
Payables to affiliates           6,509,076      (750,000) (D)    5,759,076
Promissory notes payable        61,794,154             -        61,794,154
Partners' deficit              (66,938,026)      394,350  (A)  (66,543,676)
                             -------------  ------------       -----------

                             $   6,030,016  $ (4,829,451)      $ 1,200,565
                             =============  ============       ===========

                      UNIVERSITY REAL ESTATE FUND 10, LTD.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 14 - PRO FORMA INFORMATION (CONTINUED)
- -------------------------------------------

Unaudited pro forma information for the year ended December 31, 1994, has been prepared to reflect the results of operations as if the sales of the Mountain Top Apartment Site and Valley Bank Tower had occurred on January 1, 1994. The results are not necessarily indicative of the results which would have occurred had these transactions been consummated at the beginning of 1994 or of future results of operations of the Partnership.


                              Historical
                             December 31,    Pro Forma
                                 1994       Adjustments           Pro Forma
                             -------------  ------------        -------------


Revenues:
  Rental income               $ 2,316,140   $(2,316,140) (E)    $           -
  Gain on disposition of
   real estate                  1,127,551    (1,127,551) (F)                -
  Other                            84,535        33,227  (G)          117,762
                              -----------   -----------         -------------

                                3,528,226    (3,410,464)              117,762
                              -----------   -----------         -------------

Expenses:
  Interest                      9,449,010      (521,627) (E)        8,927,383
  Depreciation and
   amortization                   592,030      (472,411) (E)          119,619
  Operating expenses              939,228      (934,329) (E)            4,899
  General and
   administrative                 595,560       (46,511) (E)          549,049
                              -----------   -----------         -------------

                               11,575,828    (1,974,878)            9,600,950
                              -----------   -----------         -------------

Net loss                      $(8,047,602)  $(1,435,586)        $  (9,483,188)
                              ===========   ===========         =============

Net loss per limited
 partnership unit                $(374.42)      $(66.79)        $     (441.21)
                              ===========   ===========         =============


Pro Forma Adjustments
- ---------------------

(A) To record the effect of the sale of Valley Bank Tower including (1) a reduction in real estate investments and retirement of underlying mortgage obligations and (2) reductions in other assets, accounts payable and other liabilities resulting from the disposition of the rental property.
(B) To record the cash proceeds from the sale ($838,146), cash proceeds held in escrow ($15,000), cash surrendered ($319), cash repayment of operating advances ($750,000), cash payments for additions to real estate investments ($31,191) and repayment of principal on mortgage note payable ($80,312).
(C) To record the note receivable received as proceeds from the sale.
(D) To record the reduction of operating advances repaid from the sale proceeds.
(E) To remove the revenues and expenses related to the Valley Bank Tower rental operations.
(F) To remove the gain associated with the sale of the Mountain Top Apartments Site.
(G) To record interest income associated with the note receivable received as proceeds from the sale of the Valley Bank Tower net of 10% participation fee ($36,690) and remove the interest income associated with its operations for the year ($3,463).

                      UNIVERSITY REAL ESTATE FUND 10, LTD.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 14 - PRO FORMA INFORMATION (CONTINUED)
- -------------------------------------------

Unaudited pro forma balance sheet information as of December 31, 1995, has been prepared to reflect the financial condition of the Partnership as if the assignment of the $640,000 promissory note receivable had occurred on December 31, 1994.

                                  Historical
                                 December 31,    Pro Forma
                                     1995       Adjustments          Pro Forma
                                 -------------  ------------        -----------

Promissory note receivable       $    644,865   $  (644,865)  (A)  $          -
Cash                                    9,206             -               9,206
Other assets                          358,857             -             358,857
                                 ------------     ---------        ------------

                                 $  1,012,928     $(644,865)       $    368,063
                                 ============     =========        ============

Accounts payable and other
 liabilities                     $    151,052     $       -        $    151,052
Payables to affiliates              6,209,369      (640,000)  (A)     5,569,369
Promissory notes payable           71,597,823             -          71,597,823
Partners' deficit                 (76,945,316)       (4,865)  (A)   (76,950,181)
                                 ------------     ---------        ------------

                                 $  1,012,928     $(644,865)       $    368,063
                                 ============     =========        ============

                      UNIVERSITY REAL ESTATE FUND 10, LTD.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 14 - PRO FORMA INFORMATION (CONTINUED)
- -------------------------------------------

Unaudited pro forma information for the year ended December 31, 1995 has been prepared to reflect the results of operations as if the sale of Valley Bank Tower had occurred on January 1, 1994 and the assignment of the promissory note receivable had been assigned on January 1, 1995. The results are not necessarily indicative of the results which would have occurred had these transactions been consummated at the beginning of 1994 and 1995 or of future results of operations of the Partnership.

                                          Historical
                                         December 31,            Pro Forma
                                             1995               Adjustments                   Pro Forma
                                         -------------         --------------              --------------

Revenues:
  Rental income                          $    359,409          $     (359,409)  (B)        $            -
  Gain on disposition of real estate        1,015,404              (1,015,404)  (B)                     -
  Other                                        41,164           (41,16437,012)  (A)                     -
                                         ------------          --------------              --------------

                                            1,415,977              (1,415,977)                          -
                                         ------------          --------------              --------------

Expenses:
  Interest                                 10,320,508                (146,265)  (B)            10,174,243
  Depreciation and amortization               198,354                 (78,735)  (B)               119,619
  Operating expenses                          220,375                (220,375)  (B)                     -
  General and administrative                  152,095                 (97,955)  (B)                54,140
  Loss from liquidation of debt               531,935                (531,935)  (B)                     -
                                         ------------          --------------              --------------

                                           11,423,267              (1,075,265)                 10,348,002
                                         ------------          --------------              --------------

Net loss                                 $(10,007,290)         $     (340,712)             $  (10,348,002)
                                         ============          ==============              ==============

Net loss per limited partnership unit        $(468.92)         $       (15.97)             $      (484.89)
                                         ============          ==============              ==============


(A) To record the effect of the assignment of the $640,000 promissory note receivable and removing the interest income associated with the promissory note.

(B) To record the effect of the sale of Valley Bank Tower including (1) removal of the gain on disposal of real estate, (2) removal of the loss from liquidation of debt and (3) removal of the revenues and expenses related to the remaining Valley Bank Tower rental operations.

                                                              SCHEDULES V AND VI


                      UNIVERSITY REAL ESTATE FUND 10, LTD.

     REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

              For the Years Ended December 31, 1995, 1994 and 1993



Changes in real estate investments and accumulated depreciation and amortization for the three years ended December 31, 1995 are as follows:



                                            1995          1994         1993
                                        -------------  -----------  -----------

SCHEDULE V:

Real estate investments:
- ------------------------

Balance at beginning of year            $ 10,327,271   $10,073,894  $ 9,942,704

 Improvements                                 31,191       253,377      131,190
 Dispositions                            (10,358,462)            -            -
                                        ------------   -----------  -----------

Balance at end of year                  $          -   $10,327,271  $10,073,894
                                        ============   ===========  ===========

SCHEDULE VI:


Accumulated depreciation and amortization:
- ------------------------------------------

Balance at beginning of year            $ 5,075,247    $4,602,836   $4,138,317

 Depreciation and amortization               78,735       472,411      464,519
 Dispositions                            (5,153,982)            -            -
                                        -----------    ----------   ----------

Balance at end of year                  $         -    $5,075,247   $4,602,836
                                        ===========    ==========   ==========



(a) Buildings and improvements are depreciated using the straight-line method over a life of 5 to 25 years.

(b) The Valley Bank Tower real estate investment was sold February 1995.

                                                                      SCHEDULE X


                      UNIVERSITY REAL ESTATE FUND 10, LTD.

               SUPPLEMENTARY STATEMENTS OF OPERATIONS INFORMATION

              For the Years Ended December 31, 1995, 1994 and 1993



                                              Charged to Expense
                                         -----------------------------
             Item                          1995      1994      1993
- -------------------------------          --------  --------  ---------

Maintenance and repairs                  $ 30,549  $122,475   $141,574

Amortization of deferred
  financing expenses                      119,619   119,619    114,717

Taxes, other than payroll and
  income taxes                             12,806    76,835     79,867




Royalty expense is not applicable to these financial statements.

Advertising cost are not set forth inasmuch as such items do not exceed one percent of total revenues as shown in the related statements of operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- ------   -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

Price Waterhouse LLP served as the independent accountant previously engaged to audit the financial statements of University Real Estate Fund 10, Ltd. (the "Partnership") for the three years ended December 31, 1993. On May 10, 1995, the Partnership's Manager selected Wallace Sanders & Company to serve the Partnership as its independent accountant to audit the Partnership's financial statements for the calendar year ended December 31, 1994. The failure of the Manager of the Partnership to select Price Waterhouse LLP as the Partnership's independent accountant to audit the financial statements for the year ended December 31, 1994, constituted Price Waterhouse LLP being "dismissed" (as such term is used in Item 304 of Regulation S-K).

The report of Price Waterhouse LLP on the Partnership's financial statements for the three years ended December 31, 1993 included an explanatory paragraph following the opinion paragraph describing an uncertainty about the Partnership's ability to continue as a going concern. During the years Price Waterhouse LLP served as the independent accountants to audit the financial statements of the Partnership and thereafter through the date hereof, the Partnership has not had any disagreement with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused Price Waterhouse LLP to make reference to the subject matter of the disagreement in connection with this report. The decision to change accountants was not recommended by an audit or similar committee (since the Manager has no such committee) and was made only by the Manager.

The Partnership has provided Price Waterhouse LLP with a copy of the foregoing disclosures at the same time as the filing of this report with the Commission and has requested such former accountant to furnish the Partnership with a letter addressed to the Securities and Exchange Commission (the "Commission") stating whether Price Waterhouse LLP agrees with the statements made by the Partnership herein and, if not, stating the respects in which it does not agree. Price Waterhouse LLP by letter dated July 18, 1995, addressed to the Office of the Chief Accountant of the Commission, advised that it agrees with the statements made by the Partnership. A copy of the Price Waterhouse LLP letter was attached to Form 8-K as filed with the Securities and Exchange Commission on July 18, 1995.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------   --------------------------------------------------

The Partnership does not have officers or directors. USP, a Colorado limited partnership, is the General Partner. The General Partner of USP is Southmark Investment Group, Inc., a Nevada corporation. The executive officer and director of Southmark who controls the affairs of the Partnership is as follows:

                                  Other Principal Occupations and Other
Name and Position         Age     Directorships During the Past 5 Years
- -----------------         ---     -------------------------------------
Glen Adams, Director,      57     Chairman of the Board, Chief Executive
 President                        Officer and President of Southmark
                                  Corporation.  Prior to joining Southmark, Mr.
                                  Adams served as Chairman, President and
                                  General Counsel (1986-1989) of The Great
                                  Western Sugar Company, a sugar manufacturer,
                                  managing and liquidating its assets during
                                  Chapter 11 proceedings.  He previously served
                                  as Vice President and General Counsel of Hunt
                                  International Resources Corp., a holding
                                  company for Great Western and other entities,
                                  from 1983 to 1986.  Mr. Adams also serves as
                                  a Director of Zale Corporation, U.S. Home
                                  Corporation and Southmark San Juan, Inc., an
                                  affiliate of Southmark.

ITEM 11.  EXECUTIVE COMPENSATION
- --------  ----------------------

No individual principal or principals as a group received over $60,000 in direct remuneration from the Registrant.

The General Partner is not compensated directly for its services as general partner of the Partnership. Certain officers and directors of the General Partner and Hampton receive compensation from the General Partner and Hampton and/or their affiliates (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant. See Item 13 - "Certain Relationships and Related Transactions" and
Note 2 to the financial statements appearing in Item 8.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------  --------------------------------------------------------------

(A)       Security ownership of certain beneficial owners.

          No individual or groups as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the registrant is the beneficial owner of more than 5 percent of the Registrant's securities.

(B)       Security ownership of management.

          Neither the General Partner nor any of its officers or directors own any limited partnership units.

          The General Partner is entitled to distributions of cash from operations and from other sources (primarily from the sale or refinancing of Partnership properties and the reserve account) as set forth in Item 8 -"Note 9 - Distributions".

(C)       Change in Control.

          None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------   ----------------------------------------------

Beginning December 14, 1992, Property Management and Portfolio Services Agreements were entered into with Hampton UREF and the Partnership began paying property management fees, through a subcontract agreement with the Hampton UREF, to Hampton and began reimbursing Hampton for its costs of administering the Partnership's affairs. Beginning April 20, 1994, the Partnership began paying property management fees to Insignia until the final operating property was sold February 1995, through a Property Management Subcontract Agreement with Hampton UREF and later the Partnership directly. See Item 1 and Notes 2 and 12 to the accompanying financial statements included at Item 8 herein.

Compensation or reimbursements paid to or accrued for the benefit of Hampton and affiliates and Insignia during 1995 are as follows:


  Property management fees                                              $ 18,927
  Charged to interest expense:
   Interest on operating advances principal                              456,293
  Charged to general and administrative expense:
   Partnership and financial administration,
     data processing, accounting and tax
     reporting, and investor relations                                    77,756
   Asset management fees                                                  20,124
                                                                        --------

  Total compensation and reimbursements                                 $573,100
                                                                        ========

ITEM 14.  ASSIGNMENT OF VALLEY BANK NOTE
- --------  ------------------------------

On January 31, 1996, the Partnership entered into an Assignment Agreement with Hampton. This agreement transfers all right, title and interest in and to the $640,000 Valley Bank Note receivable and all security thereon to Hampton. This transfer is considered and will be applied as a partial repayment of operating advances payable, affiliate.

                                    PART IV
                                    -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
- --------  -----------------------------------------------------------------

(a) (1)  Financial Statements

         Financial Statements for University Real Estate Fund 10, Ltd. listed in the Index to the Financial Statements and Supplementary Data on page 9 are filed as part of this Annual Report.

(a) (2)  Financial Statement Schedules

         Financial Statement Supplementary Data for University Real Estate Fund 10, Ltd. listed in the Index to the Financial Statements and Supplementary Data on page 9 are filed as part of this Annual Report.

         Page
         ----

(a) (3)  Index to Exhibits................................     13

(b)      Reports on Form 8-K..............................     15

(a)(3) The following documents are filed as part of this report and is an index to the exhibits:

         Exhibit
         Number    Description
         ------    -----------

         3. and 4. Limited Partnership Agreement (Incorporated by reference to Registration Statement No. 2-74914 on Form S-11 filed by Registrant).

         4.1       Trust Indenture Agreement (Incorporated by reference to
                   Exhibit 4.1 to Registration Statement 2-74914 on Form S-11 Filled by Registrant).

         10.1 Agreed Order Approving Compromise Settlement and Mutual Release Agreement dated November 19, 1991, between Southmark Corporation and the Southmark Affiliated Limited Partnership.
                   (2)

         10.2 Asset Purchase Agreement among Southmark Corporation and its affiliates and SHL Acquisition Corp. III dated March 9, 1993.
                   (3)

         10.3 Asset Purchase Agreement among Southmark Corporation and its affiliates and SHL Acquisition Corp. III dated March 9, 1993, as amended by the First Amendment to Asset Purchase Agreement dated April 22, 1993. Incorporated by reference to the Annual Report of the Registrant of Form 10-K for the period ended December 31, 1993, as filed with the Securities and Exchange Commission on July 13, 1994.

         10.4 Asset Purchase Agreement among Southmark Corporation and its affiliates and SHL Acquisition Corp. III dated March 9, 1993, as amended by the Second Amendment to Asset Purchase Agreement dated December 14, 1993. (3)

         10.5 University 10 and University 12 Option Agreement entered into as of December 16, 1993, by and among University Partners, Ltd., University Special Partners, Ltd. and Hampton Realty Partners, L.P. and/or its Permitted Assigns. (3)

         10.6 Portfolio Services Agreement between the Partnership and Hampton UREF Management, Ltd. dated December 16, 1993 to be effective as of December 14, 1992. (3)

         10.7 Property Management Agreement dated December 16, 1993 between the Partnership and Hampton UREF Management, Ltd. (3)

         10.8 Assignment of Rights of the Asset Purchase Agreement between SHL Acquisition Corp. III and Hampton HCW, Hampton Realty Partners, L.P., and Hampton UREF Management, Ltd. dated December 16, 1993. (3)

         10.9 Promissory Note dated April 18, 1994 by and between University Real Estate Fund 10, a Colorado Limited Partnership, and Insignia Financial Group, Inc., a Delaware Corporation. Incorporated by reference to the Quarterly Report of the Registrant of Form 10-Q for the period ending June 30, 1994, as filed with the Securities and Exchange Commission on November 1, 1994.

         10.10 Portfolio Services Subcontract Agreement between Hampton UREF Management, Ltd. and IFGP Corporation dated April 20, 1994.
                   (3)

         Exhibit
         Number    Description
         ------    -----------

         10.11 Property Management Subcontract Agreement between Hampton UREF Management Ltd. and Insignia Management Group, L.P. dated April 20, 1994. (3)

         10.12 Purchase Agreement between Hampton Realty Partners, L.P. and Insignia Financial Group, Inc. dated April 20, 1994. (3)

         10.13 Portfolio Services Subcontract Agreement between Hampton UREF Management, Ltd. and IFGP Corporation dated April 20, 1994, as amended July 31, 1994. (3)

         10.14 Termination of Purchase Agreement between Hampton Realty Partners, L.P. and Insignia Financial Group, Inc. dated August 8, 1994. (3)

         10.15 Property Management Subcontract Agreement between Hampton UREF Management Ltd. and Insignia Management Group, L.P. dated April 20, 1994, as amended August 8, 1994. (3)

         10.16 Termination of Property Management Agreement between Hampton UREF Management, Ltd. and the Partnership dated August 8, 1994. (3)

         10.17 Property Management Agreement between the Partnership and Insignia Commercial Group, Inc. dated August 8, 1994. (3)

         10.18 University 10 and University 12 Option Agreement between University Partners, Ltd. and University Special Partners, Ltd. and Hampton Realty Partners, L.P. dated December 16, 1993, as amended August 8, 1994. (3)

         10.19 Termination of Property Management Subcontract Agreement between Hampton UREF Management, Ltd. and Insignia Management Group, Ltd. dated September 1, 1994. (3)

         10.20 Assignment and Assumption of Portfolio Services Agreement between Hampton UREF Management, Ltd. and JKD Financial Management, Inc. dated December 30, 1994.

         10.21 Assignment and Assumption of Option Agreement between Hampton Realty Partners, L.P. and JKD Financial Management, Inc. dated December 30, 1994.

         10.22     Agreement of Sale and Purchase Agreement for Valley Bank
                   Tower.

         10.23 Promissory Note Dated February 24, 1995 from West Washington Associates, LLC, in the principal amount of $640,000.

         11. Statement regarding computation of net loss per limited partnership unit: net loss per limited partnership unit is computed by dividing net loss allocated to the Limited Partners by the weighted average number of limited partnership units outstanding. The weighted average number of limited partnership units outstanding was 20,274 at December 31, 1995, 20,419 at December 31, 1994 and 20,452 at December
                   31, 1993.

         16. Letter dated July 18, 1995 from Price Waterhouse with respect to a change in certifying accountant. Incorporated by reference to Form 8-K - Current Report for the period ending September 30, 1995, as filed with the Securities and Exchange Commission on July 20, 1995.

(2) Incorporated by reference to the Annual Report of McNeil Real Estate Fund IV, Ltd. (Commission file number 0-7894), on Form 10-K for the period ended December 31, 1991, as filed with the Securities and Exchange Commission on March 24, 1992.

(3) Incorporated by reference to the Quarterly Report of the Registrant of Form 10-Q for the period ending September 30, 1994, as filed with the Securities and Exchange Commission on September 22, 1995.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

                      UNIVERSITY REAL ESTATE FUND 10, LTD.

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       UNIVERSITY REAL ESTATE FUND 10, LTD.

                                       By:  UNIVERSITY SPECIAL PARTNERS, LTD.
                                            General Partner

                                       By:  SOUTHMARK INVESTMENT GROUP, INC.,
                                            a General Partner



    June 4, 1996                       By: /s/ Glen Adams
- --------------------                       -------------------------------------
Date                                       Glen Adams, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    June 4, 1996                       By: /s/ Glen Adams
- --------------------                       -------------------------------------
Date                                       Glen Adams, President and Director
                                           Southmark Investment Group, Inc.



    June 4, 1996                       By: /s/ Charles B. Brewer
- --------------------                       -------------------------------------
Date                                       Charles B. Brewer,
                                           Executive Vice President
                                           Southmark Investment Group, Inc.

                     UNIVERSITY REAL ESTATE FUND 10, LTD.

                                SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       UNIVERSITY REAL ESTATE FUND 10, LTD.

                                       By:  UNIVERSITY SPECIAL PARTNERS, LTD.
                                            General Partner

                                       By:  SOUTHMARK INVESTMENT GROUP, INC.,
                                            a General Partner



    June 4, 1996                       By:  /s/ Glen Adams
- --------------------                       -------------------------------------
Date                                       Glen Adams, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    June 4, 1996                       By:  /s/ Glen Adams
- --------------------                       -------------------------------------
Date                                       Glen Adams, President and Director
                                           Southmark Investment Group, Inc.



    June 4, 1996                       By:  /s/ Charles B. Brewer
- --------------------                       -------------------------------------
Date                                       Charles B. Brewer,
                                           Executive Vice President
                                           Southmark Investment Group, Inc.